Form 10-K
period 1995-12-31
GOLDEN ORE INC/DE/
filed 1996-08-08
CIK 820740

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C.   20549

                                        FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
OF 1934 (FEE REQUIRED)

For the fiscal year ended   December 31, 1995  S.I.C. Code     1041


Commission file number              33-16653 - A
                                   Golden Ore, Inc.
                   (Exact name of registrant as specified in its charter)

              DELAWARE                    62-1320206
State or jurisdiction of               (I.R.S. Employer
incorporation or organization          Identification Number)

                 17 Hill Street, London, England  W1X 7FB
           (Address of principal executive officers and zip codes)

                          011-44-171-595-6669
              (Registrants telephone number, including area code)
Securities Registered pursuant to Section 12(b) of the Act:

 Title of each class             Name of each exchange on which registered


        Securities registered pursuant to Section 12(g) of the Act:

                 20,505,845 Shares @$.0001 per share.

                                (Title of class)

  Yes [x]         No [ ]   Indicate by check mark whether the registrant (1)
 has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [x]         No [ ]   Indicate by check mark if disclosure of delinquent
 filers pursuant to Item 405 of Regulation S-K (229.405) of this chapter) is not contained herein, and will not be contained, to the best of the Registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

          State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definitions of affiliate in Rule 405, 17 CFR 230,405).

 Aggregate market value of voting stock held by non-affiliates: $4,884,692.25

                                        TABLE OF CONTENTS FOR 10K

TITLE PAGE . . . . . . . . . . . . . . . . . . . . . . . . . . . .1

DOCUMENT TABLE OF CONTENTS . . . . . . . . . . . . . . . . . . . .2

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3

       Item 1.  Business . . . . . . . . . . . . . . . . . . . . .3
       Item 2.  Properties . . . . . . . . . . . . . . . . . . . .4
       Item 3.  Legal Proceedings. . . . . . . . . . . . . . . . .5
       Item 4.  Submission Matters to a Vote of Security Holders .6

PART II

       Item 5.  Market for the Registrant's Common Equity. . . . .7
       Item 6.  Selected Financial Data. . . . . . . . . . . . . .8
       Item 7.  Management's Discussion and Analysis . . . . . . .9
       Item 8.  Financial Statements and Supplementary Data. . . 10
              Cons. Balance Sheets . . . . . . . . . . . . . . . 16
              Cons. Income Statements. . . . . . . . . . . . . . 17
              Cons. Statements of Stockholders' Equity . . . . . 18
              Cons. Statements of Cash Flows . . . . . . . . . . 19
              Notes to Financial Statements. . . . . . . . . . . 20
       Item 9.  Changes in and Disagreement with Accountants on
                Accounting and Financial Disclosure. . . . . . . 10

PART III
       Item 10.  Directors & Executive Officers of the
                 Registrant. . . . . . . . . . . . . . . . . . . 11
       Item 11.  Executive Compensation. . . . . . . . . . . . . 13
       Item 12.  Security Ownership of Certain Beneficial Owners 13
       Item 13.  Certain Relationships and Related Transactions. 13

PART IV

       Item 14.  Exhibits, Financial Statement Schedules, Form 8-K
              Exhibits . . . . . . . . . . . . . . . . . . . . . 26
              Material Contracts . . . . . . . . . . . . . . . . 27
              Schedules. . . . . . . . . . . . . . . . . . . . . 38
              Signatures . . . . . . . . . . . . . . . . . . . . 25

                                    PART I

ITEM 1. BUSINESS:

     Golden Ore Inc. (the "Company") is engaged in the exploration, development, operation and/or ownership of gold mining properties located in Bolivia and Tanzania. Golden Ore, Inc. (formerly Airborne Records, Inc.) was incorporated in the state of Delaware on April 7, 1987, but was inactive from approximately 1991 until March 1995.

     Pursuant to the Share Exchange Agreement dated February 24, 1995 (the "Share Exchange Agreement"), between and among, Golden Ore, Inc. (formerly Airborne Records, Inc.), First International Resources, Ltd. ("FIR") and Francis J. Joslin (a copy of which previously has been filed with the Commission as an exhibit to the Company's Current Report on Form 8-K dated as of February 23, 1995), the Company previously issued to Surfleet Ltd. (FIR's nominee), a company organized under the laws of the British Virgin Islands ("Surfleet"), in March 1995 483,844 shares (or approximately 60.48%) of the Company's common stock, par value $.0001 per share (the "Common Stock").

     Pursuant to the transactions contemplated by the Share Exchange Agreement, the Company has issued 2,361,560 shares of the Company's Common Stock to various non-U.S. persons. Of such shares, 1,515,726 shares were issued in the name of Jedburgh Investment, Ltd. ("Jedburgh"), an entity organized in the British Virgin Islands which holds such shares on behalf of various non-U.S. persons. To the best knowledge of the Company, none of the beneficial owners of such shares issued in the name of Jedburgh own 5% or more of the Company's issued and outstanding capital stock and none of such beneficial owner voting and/or dispositive power with respect to such outstanding and issued stock.

     As consideration of the foregoing issuance of shares of the Company's Common Stock, shares representing all the outstanding capital stock of FIR have been transferred to, and registered in the name of, the Company.

     At the time that FIR became a wholly owned subsidiary of the Company, FIR owned two mining concessions in Bolivia, and one mining concession in Tanzania. See "Item 2. Properties." These mining concessions are in the exploration/ development stage and do not presently (and may never) constitute fully developed commercial mining operations.

     On November 5, 1995, the Company exercised an option previously entered into with Austan Minerals Limited, a company incorporated under the laws of the United Republic of Tanzania ("Austan"), and acquired exploration rights in a number of Tanzanian properties for a consideration of $1,015,000. As of December 31, 1995 the full amount of the consideration had been paid.

     On November 7, 1995, the Company entered into agreement with AGL Gold Mining Limited to acquire exploration rights in a number of Tanzanian properties for a consideration of $3,500,000. As of December 31, 1995, the full amount of the consideration had been paid.

     On November 17, 1995, the Company entered into an option agreement with Austan to acquire exploration rights to one Tanzanian property known as South Canuck. The option fee payment of$100,000 was made upon the signing of that agreement. The option was exercised on or about December 22, 1995 upon payment of $150,000 pursuant to that agreement.

Recent Developments

Pursuant to a Heads of Agreement dated March 22, 1996 between the Company and Ste. Genevieve Resources Limited ("Genevieve"), a Canadian incorporated company listed on the Toronto Stock Exchange, Genevieve acquired for the sum of US$1,300,000 a thirty percent (30%) working equity interest in certain of the Company's Tanzanian mining interests. The US$1,300,000 entry consideration has been paid. Genevieve is responsible for 30% of all ongoing exploration and development costs associated with these mining interests, which are managed by the Company.

On March 15, 1996 the Company agreed to acquire from AGL Gold Limited a further Tanzanian mining property known as Siga Hills payable by the issue of 2,000,000 shares of the Company's common stock and a lump cash payment of US$150,000 due August 24, 1996.

On March 21, 1996 the Company agreed to issue 4,851,298 shares of the Company's common stock in full satisfaction of all its borrowings totaling US$1,657,254 owed to Amadeus Trading Limited and US$40,700 owed to Francis
J. Joslin.


Certain Matters Relating to Mining Concessions and Licences

The validity of concessions and licenses relating to mining claims on public lands, which constitute all of the existing rights of FIR in respect of the Tanzanian or Bolivian projects, can be uncertain and subject to title defects. The Company has received advice from its Tanzanian solicitors that the agreements entered into with respect to the prospecting and mining licenses are in good standing under Tanzanian law. With respect to Bolivia, local counsel has advised that the various agreements entered into by the Company are in good standing.

ITEM 2. PROPERTIES:

     ORIGINAL MINING PROJECTS. Set forth below is a summary of the two alluvial mining projects and one hard rock project in respect of which the Company has development rights. Detailed reports on these projects have been filed previously as exhibits to the Company's current report on Form 8-K dated March 11, 1995.

     Unido - Alluvial Gold Project. This alluvial deposit is on the River Kaka in Bolivia some 295 kms north east of La Paz. The concession is 500 hectares in size and 500 to 550 meters above sea level in a sub - tropical climate.

     Exploration to date indicates 31,520,000 cubic meters of alluvial material of which 3,600,000 are proven, 25,000,000 probable and 2,920,000 possible. The project had begun in July, 1995 after the expenditure of US$3 million with anticipated production of 23,000 ozs of gold per annum from the treatment of 887,000 cubic meters of mined alluvium grading 0.81 gm gold
(Au) per cubic meter.   This mine is planned to start in January, 1997 and
18,000 ozs of gold are projected to be produced each year from the treatment of 887,000 cubic meters of mined alluvium grading 0.64 gms gold (Au) per cubic meter.

     Abel - Alluvial Gold Project. This project is also on the River Kaka, across the river from the Unido project. The concession is approximately 377 hectares in size. Exploration to date indicates 792,000 cubic meters of proven reserves and 375,600 cubic meters of probable reserves providing a total of 1,167,000 cubic meters.

     Both the Unido and Abel projects are owned by Dr. Carlos Chacon Giotia and his Mineral Group. According to the contract with Dr. Giotia and the Mineral Group, the Company is entitled to 77.5% of all gold produced after incurring project capital and operating costs, and the Company is responsible for all project management.

     TANZANIA - HARD ROCK GOLD PROJECT. The company has acquired concession rights to a very promising hard rock gold deposit. Tanzania Diamond Mines Ltd. have done the prospecting to date and using their highly qualified geologist the project has been brought to its present state using sampling processes carried out by local labor. Initial results show an inferred ore reserve potential of 3.5 million tonnes at a grade of 7 grams of gold per tonne. An experienced drilling company will commence proving up reserves, and the Company has budgeted to spend US$1.5 million in the next twelve months to finalize this drilling program at an early date.

ITEM 3. LEGAL PROCEEDINGS:

     The registrant is not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     On March 12, 1995 by Written Consent of the Majority Stockholder in Lieu of a Meeting, Mr. Frank Joslin was elected to serve as Director of the Company effective from midnight (New York time) on the last day of March, 1995.

      Also on March 12, 1995 by Written Consent in Lieu of a Meeting, the Majority Stockholder gave its consent to the taking of the action by the Board of Directors dated March 12, 1995 to amend the Company's Certificate of Incorporation to (i) effect a 1,000-for-1 reverse stock split
(the "Amendment") and (ii) to change the name of the Company form
Airborne Records Inc., to Golden Ore, Inc.

                                     PART II


ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY:


     The Company's shares of Common Stock are traded on the Over The Counter Market under the symbol "GOIN." The following table sets forth the range of the average bid and asked quotations for each of the periods indicated for the shares of Common Stock.



                              Bid Quotations Per Quarter
                                   (in dollars)

Fiscal Year 1994<F1>                             Hi             Lo
  First Fiscal Quarter                            -                -

  Second Fiscal Quarter                           -                -

  Third Fiscal Quarter                            -                -

  Fourth Fiscal Quarter                           -                -

<F1>  No active trading of the Common Stock occurred in 1994.

Fiscal Year 1995                                  Hi              Lo
  First Fiscal Quarter                            8                   3

  Second Fiscal Quarter                           8                   1/4

  Third Fiscal Quarter                            1 1/2               3/4

  Fourth Fiscal Quarter                           1 1/8               1/32

        As of December 31, 1995, there were 901 Holders of record of the Common Stock. No dividends have been declared or paid in respect of the Common Stock during the last two fiscal years of the Corporation.

ITEM 6. SELECTED FINANCIAL DATA:

CONSOLIDATED BALANCE SHEET DATA (in
dollars)

               As of December 31,
                                1993        1994             1995
Total Assets                 $   0            $ 0           $ 699,015

Total Liabilities              482,000         389,565        37,291

Stockholders'                  (482,000)      (389,565)       661,724
Equity

STATEMENT OF OPERATIONS (in dollars, except for number of shares)

Fiscal year ended December 31       1993         1994           1995

NET Sales                         0               0                0

Operating Expenses                0               0                6,370,809

Income (loss) from operations       ---            ---            (6,370,809)

Other Income and (Expense):       0              18,490              136,350

     Utilization of operating
     loss carry forward            ---             ---

Income (loss) before
extraordinary items                0               18,4           (6,234,459)

Extraordinary item:                0               73,945

     Gain on the expiration of
     debt net of applicable
     income taxes                   ---            ---               253,215

NET INCOME (LOSS)                   0              92,435         (5,981,244)
                                    =              ======          =========

Per share information:

Net Income (loss) before
extraordinary item                  0               .06              (1.13)


Extraordinary item                  0               .23                .05

Net Income (loss) per share         0               .29              (1.08)

Weighted average shares outstanding 316,156        316,156         5,513,754

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

        Revenue for 1995 was $0 as compared to $0 for 1994. The source of this revenue was interest on funds raised to carry on the Company's business of gold exploration; the Company had no business operations during 1994.

        The Company expended $5,966,824 in the fiscal year ended December 31, 1995 in securing interests in mining reconnaissance and prospecting licences in Tanzania and Bolivia and in commencing work programs thereon.
Additionally, a mining plant costing $586,883 was acquired as a prelude to the commencement of mining the Bolivian alluvial property.

        General and administrative costs were in the sum of $403,985 (1994 - $Nil); these costs were principally incurred in establishing an administrative office in London from which the Company's operation are conducted. This amount was offset by an extraordinary gain in the sum of $53,215 (1994 - $73,945) from various liabilities becoming statute barred during various times during the 1995 year.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

        The Company had no business operations during the 1993 and 1994 fiscal years. In 1994 theCompany had an extraordinary gain of $73,945 (1993
- - - $Nil) and other income (relating to the utilization of operating loss carry forward) of $18,490 (1993 - $Nil) and an income per share of Common Stock as a result of such items of $0.29 (1993 - $Nil).

 LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 1995 the Company had cash and cash equivalents of $6,641. Further substantial amounts will be required to enable the Company to carry out its planned work programs on its Tanzanian interests. An agreement in principle has been reached with Ste-Genevieve Resources, Inc., a Canadian company, to raise sufficient funds to meet these commitments; this agreement is subject to due diligence and there can be no certainty that funds will ultimately be forthcoming from that source. Ste-Genevieve has provided limited interim funding pending finalization of the agreement and has taken a working interest in the Company's mining licenses pending the determination thereof. No further funding is available from this source until additional assay results are received over the course of the next few months that are satisfactory to Ste-Genevieve and proposed stock brokers. Therefore, alternative sources of funding will be needed to be established to enable the Company to carry out its planned work programs on its Tanzanian interests.

        The Company has commitments from Randos AG and certain other sources to provide funds to finance certain of its mining operations. A failure by the Company to raise additional funds could have a material adverse effect on the results of operations of the Company and its future business prospects.

ITEM 8. FINANCIAL STATEMENTS AND SELECTED SUPPLEMENTARY DATA:

        As per attached report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE:

        None.

                                   PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

        The executive officers and directors of the Company are as follows:

Name                  Age             Position
Francis J. Josli       52        Director, President, Treasurer, Chief
                                 Financial Officer

John L. Beckett        56        Director

Fabio Pannuti          28        Director


Francis J. Joslin

        Mr. Joslin grew up in Australia after his family migrated from England in 1949 and is now an Australian citizen and resident.

        After completing his primary and secondary education, he gained his qualification as a chartered accountant and was admitted as a Member of the Institute of Chartered Accountants in Australia in 1971. At that time he commenced private practice as an accountant on his own, specializing in income tax matters, and developed the practice over the next 12 years, at which time he began to concentrate on a variety of commercial activities.

        Since 1980, Mr. Joslin has been involved in a number of businesses, including tin mining ventures in Queensland and substantial investment in gold mining companies in Australia.

        In 1982, he acquired one of Australia's best known horticultural names, and after a period of restructuring, successfully listed the company on the Australian Stock Exchange.

        In 1984 he acquired a food business which trebled in size during his ownership; this business was sold in 1992 and since then Mr. Joslin has concentrated on resource based opportunities which have led to involvement in the listing on the Australian Stock Exchange of two projects, the present restructure of another public mining company structure and direct involvement in gold mining activities in Papua New Guinea.

John L. Beckett

        John Beckett was educated at the King's School, Canterbury and Sheffield University. He has been involved in the investment sector for a number of years, of which during the last six years he has been running his own financial practice dealing mainly with corporate clients. Mr. Beckett is a director of a consultancy company which provides strong links with city institutions.

Fabio Pannuti

        Fabio Pannuti was educated at Murdoch University in Western Australia. Mr. Pannuti has been involved in financial consulting for a number of years and is currently a principal of the financial consulting firm of Benedict, Ltd. Mr. Pannuti is a member of the board of directors of Jet Pacific, Ltd.

Effective September 11, 1995 Andrew Campbell - White has been removed as a Director of the Company. Such removal was ratified by a written consent of shareholders holding a majority of the Company's validly issued and outstanding common stock. Effective November 7, 1995 Dr. R. E. Edwards resigned as a Director of the Company due to other business commitments in Australia. Effective August 1, 1996 John Webster resigned as a Director of the Company due to other business commitments.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth certain information regarding compensation paid by the Company during each of the Company's last three fiscal years to the Company's Chief Executive Officer and to each of the Company's executive officers.

                                SUMMARY COMPENSATION TABLE

                                        Annual Compensation

 Name and Principal                                    Other Annual
   Positions        Fiscal Year  Salary ($)  Bonus ($) Compensation ($)
Francis J. Joslin     1995           $0          $0           $0 <FN2>
Director, President   1994            0           0            0
Treasurer, Chief      1993            0           0            0
Financial Officer

John Beckett          1995           $0          $0           $0
Director              1994            0           0            0
                      1993            0           0            0

John Webster          1995           $50,00      $0           $0
Director              1994            0           0            0
                      1993            0           0            0

<F2>  The Company issued 150,000 shares of Common Stock to Mr. Joslin in lieu of payment of cash compensation for serving as President and Chief Financial Officer of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT:

        Francis J. Joslin is (i) the registered owner of 150,000 shares of Common Stock and (ii) the beneficial owner of 478,642 shares of Common Stock registered in the name of Hytan Pty Ltd., 297,764 in the name of Pyncloud ESP and 40,670 in the name of Pyncloud P/L.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION:

        None.

                                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT, SCHEDULES AND REPORTS ON FORM 8-K

   Exhibits

        Item 10. Deed of Assignment and Option dated March 22, 1996, between and among Golden Ore, Inc., Golden Ore (Tanzania) Limited, First International Resources, Inc., 315405 Canada, Inc., Superior Capital, Inc. and St. Genevieve Resources Limited.

   Financial Statements

        Audited Financial Statement for the Fiscal Years ending December 31, 1994 and 1995.

   Schedules

        Item 27.  Financial Data Schedule attached as Exhibit 2.

   Reports on Form 8-K

        Current Report on Form 8-K dated March 11, 1995.

        Current Report on Form 8-K dated April 28, 1995.

        Current Report on Form 8-K dated September 29, 1995.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Golden Ore, Inc.
(Formerly Airborne Records, Inc.)

We have audited the consolidated balances sheets of Golden Ore, Inc. (A Development Stage Company) as of December 31, 1994 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Golden Ore, Inc. (A Development Stage Company) as of December 31, 1994 and 1995, and the results of its operations and cash flows for each of the three years then ended, in conformity with generally accepted accounting principles.



Winter, Scheifley & Associates, P.C.
Certified Public Accountants

Englewood, Colorado
April 11, 1996

GOLDEN ORE, INC.
(FORMERLY AIRBORNE RECORDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS


                                   December 31,             December 31,
                                          1994                     1995
Assets
Current assets:
  Cash                                $  -                $    6,641

Property and equipment:
  Equipment                              -                   586,883

Other assets:
  Deposits                               -                   104,291
  Other assets                           -                     1,200
    Total assets                      $  -                $  699,015

Liabilities and Stockholders' Equity
Current Liabilities:
  Note payable - bank                 $ 20,237            $  -
  Notes payable - other                 30,000               -
  Accounts payable                     159,679               37,291
  Due to shareholders                  179,649               -
         Total current liabilities     389,565               37,291

Commitments and contingencies

Stockholders' equity
  Common stock, $.0001 par value,
   50,000,000 shares authorized,
   316,156 and 20,505,845 shares
   issued and outstanding                32                  2,051
  Additional paid in capital         1,860,527               8,891,041
  Accumulated deficit               (2,250,124)              (8,231,368)
                                    (389,565)                661,724
                                    $         -              $    699,015



See accompanying notes to financial statements.

GOLDEN ORE, INC.
(FORMERLY AIRBORNE RECORDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995


                                  1993            1994            1995
Operating expenses:
 Development costs            $     -        $     -             $ 5,466,192
 General and administrative         -              -                 904,617
                                    -              -               6,370,809

Income (loss) before income taxes
 and extraordinary item             -              -              (6,370,809)

Income tax benefit (provision)      -            18,490             136,350

Income (loss) before extraordinary
 item                               -            18,490           (6,234,459)

Extraordinary item:
Gain on the expiration of debt
 net of applicable income taxes
 of $-, $18,490, and $136,350       -            73,945            253,215

Net income (loss)            $      -       $    92,435        $(5,981,244)

Per share information:
   Net income (loss) before
 extraordinary item          $       .00    $       .06    $    (1.13)
Extraordinary item                   .00            .23            .05
Net income (loss) per share  $       .00    $       .29    $    (1.08)


Weighted average shares
outstanding                      316,156        316,156        5,513,754




See accompanying notes to financial statements.

GOLDEN ORE, INC.
(FORMERLY AIRBORNE RECORDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

                                                           Additional
                     Common Stock           Paid-in        Accumulated
                    Shares         Amount    Capital        Deficit

Balance, December 31, 1992  316,156   $32       $1,860,527     $(2,342,559)
Net income for the year                                              -
Balance, December 31, 1993  316,156    32        1,860,527      (2,342,559)
Net income for the year                                          92,435
Balance December 31, 1994   316,156    32        1,860,527      (2,250,124)
Issuance of common shares
 for the acquisition of
 a subsidiary               2,845,404   285
Issuance of common shares
 for services                795,000    80        333,670
Issuance of common shares
 for mining interests       16,549,285   1,654    6,656,144
Capital contribution by
 shareholder                                      40,700
Net loss for the year                                            (5,981,244)
Balance December 31, 1995   20,505,845   $2,051  $8,891,041     $(8,231,368)

















See accompanying notes to financial statements.

GOLDEN ORE, INC.
(FORMERLY AIRBORNE RECORDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1993, 1994, AND 1995

                                         1993      1994         1995
Cash flows from operating activities:
  Net income (loss)                     $  -      $  92,435     $(5,981,244)
Adjustments to reconcile net income
 (loss) to net cash from operations:
  Gain on debt settlements                 -        (92,435)       (389,565)
  Common shares issued for mining
   rights, equipment and costs             -           -           6,057,798
Equipment deposits made by third parties   -           -           (104,291)
  Shareholder Contribution to Capital      -           -            (40,700)
  Common shares issued for services        -           -             333,750
  Common shares issued for acquisition
   of subsidiary                           -           -                 285
  Changes in assets and liabilities:
   (Increase) in other assets              -           -             (1,200)
   Increase in accounts payable            -           -              37,291
     Total adjustments                     -        (92,435)       5,974,768
  Net cash provided by
   operating activities                    -           -               6,476

Cash flows from investing activities:
   Acquisition of equipment                -           -           (586,883)
  Net cash (used in)
   investing activities                    -           -           (586,883)

Cash flows from financing activities:
  Common shares issued for cash            -           -             600,000
  Net cash provided by
   financing activities                    -           -            (600,000)

Increase (decrease) in cash                -           -                6,641
Cash and cash equivalents,
 beginning of year                         -           -                -
Cash and cash equivalents,
 end of year                          $    -       $   -         $    6,641

Supplemental disclosures of cash information
  Cash paid during year for:
   Interest                           $    -       $    -        $     -
   Income taxes                       $    -       $    -        $     -

See accompanying notes to financial statements.

GOLDEN ORE, INC.
(FORMERLY AIRBORNE RECORDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995

Note 1. Organization and summary of significant accounting policies.

The Company was incorporated on April 7, 1987, under the laws of the State of Delaware to develop, finance and produce record albums, cassette tapes and compact discs for domestic distribution and foreign licensing. The Company had conducted its business operations in the State of Tennessee. Substantially all business activity had been discontinued as of December 31, 1990. During March, 1995 the Company changed its name to Golden Ore, Inc. in conjunction with the acquisition described in Note 8.

Development stage: Subsequent to December, 1990 and through February, 1995 the Company had been inactive. During March, 1995 the Company began certain activities related to obtaining financing and the acquisition of certain interests in mining properties. The financial statements included herein for the year ended December 31, 1995 reflect the activities of the Company from the inception of the development stage.

Consolidation: The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, First International Resources, Inc. Intercompany transactions and balances have been eliminated in consolidation.

Cash: For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Earnings per share: Earnings per share amounts are based on the weighted average number of common shares outstanding. Common stock equivalents are not considered in this computation as their effect would be anti-dilutive.

Estimates: The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Equipment: Equipment is recorded at cost, and will be depreciated over the estimated useful life of the assets commencing when the assets are placed in service. The Company's equipment consists of equipment related to its proposed mining operations which have not yet commenced.

GOLDEN ORE, INC.
(FORMERLY AIRBORNE RECORDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

Exploration and development costs: General acquisition costs are expenses as incurred while exploration costs related to projects are deferred until the properties are put into commercial production, sold or abandoned. Mine development costs incurred either to develop new ore deposit, expand the capacity of operating mines or to develop mine areas substantial in advance of current production are also deferred. Costs incurred to maintain current production or to maintain properties on a standby basis are charged to operations. Costs of abandoned projects are charged to operations upon abandonment.

The Company periodically evaluates the carrying value of capitalized mining costs and related property and equipment costs to determine if these costs are equal to or in excess of their net realizable value. Net realizable value is defined as the estimated sales price in the ordinary course of business less reasonably predictable costs of completion and disposal. If such periodic evaluation indicates an impairment has incurred, write downs are made to the carrying value of capitalized mining costs and related property and equipment to the net realizable value.

Property reclamation costs: The estimated reclamation costs associated with mineral properties are accrued and charged to operations over the expected life of each property using the units of production method. Ongoing environmental and reclamation expenditures are either charged against the reclamation reserve related to each property, or expensed as incurred if unrelated to an ore reserve.

Impact of recently issued accounting standards: In March, 1995 the Financial Accounting Standards Board issued a statement entitled "Accounting for Impairment of Long-Lived Assets" (FAS 121). The new standard is effective for years beginning after December 15, 1995 and would effect the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this standard on its financial statements it does not believe that it will have a material impact.

GOLDEN ORE, INC.
(FORMERLY AIRBORNE RECORDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

Note 2. Settlement of liabilities

During 1990, the Company had been placed in an involuntary Chapter 11 bankruptcy proceeding. This proceeding was dismissed during 1991 without the adoption of a plan of reorganization.

Tennessee statutes provide that in regard to written contract obligations and open accounts executed and/or incurred in Tennessee the statute of limitations is six years from the date of the breach of the obligation. During the years ended December 31, 1994 and 1995 this statute became effective on open accounts aggregating $92,435 and $389,565 respectively. The resulting gain has been included in the accompanying statement of operations as an extraordinary item.

Note 3.  Notes payable.

Notes payable consisted of the following at December 31, 1994:
Note payable - bank

    Note payable with interest at
    12.5% per annum                               $ 20,237

Notes payable - other

    Notes payable with interest at
    12% per annum                                 $ 30,000

The statute described in Note 2 applied to these notes in 1995 and they are included as part of the extraordinary gain described in Note 2.

Note 4. Income taxes.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classifications of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

GOLDEN ORE, INC.
(FORMERLY AIRBORNE RECORDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)


The Company currently has net operating loss carryforwards aggregating approximately $2,250,000 which expire as follows:

                  Year ended: 2002     $   14,000
                              2003     $1,096,000
                              2004     $1,107,000
                              2005     $   33,000


Should it be determined that a change in the Company's ownership has occurred the net operating loss carryforward may not be available to offset future earnings. The Company does not expect to be able to realize these loss carryforwards in the near future and therefore the deferred tax asset has been fully reserved.

The operating loss for the year ended December 31, 1995 will be allocated to foreign countries and therefore is not included in the operating loss carryforward described above.

Note 5. Mining properties.

The Company has acquired certain concessions for gold mining properties located in Tanzania and Bolivia. These concessions are in the exploration/development stage and do not presently (and may never) constitute fully developed commercial properties. The validity of these concessions may also be uncertain.

The Company has expended $5,966,824 related to the mining properties described above. The recoverability of these costs cannot be determined by the Company at this time and therefore the Company has elected to expense these costs. In addition, the Company has expended $586,883 for equipment and $104,291 for an equipment deposit, which costs have been capitalized at December 31, 1995.

Note 6. Common stock

During March, 1995 the Company reduced the number of its authorized common shares to 50,000,000 and effected a one for one-thousand reverse stock split. All share and per share amounts have been adjusted to give retroactive effect to this split.

During March, 1995 the Company issued 2,845,404 shares of its common stock valued at $285 ($.0001 per share) for the acquisition of the subsidiary described in Note 7.

GOLDEN ORE, INC.
(FORMERLY AIRBORNE RECORDS, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(Continued)

During May, 1995 the Company issued 540,000 shares of common stock pursuant to a registration statement filed on Form S-8 for services valued at $135,000 ($.25 per share).

During October, 1995 the Company issued 255,000 shares of common stock pursuant to a registration statement filed on Form S-8 for services valued at $198,750 ($.50 per share).

During December, 1995 the Company issued 1,500,000 shares of its common stock for cash aggregating $600,000 ($.40 per share).

During September and December, 1995 the Company issued 15,049,285 shares of common stock for certain mining interests valued at $6,057,798 ($.40 per share) (See Note 5).

During December, 1995 an officer of the Company contributed a $40,700 advance made by him to the capital of the Company.

Note 7. Acquisition of subsidiary

The Company entered into an agreement dated February 24, 1995 (the Share Exchange Agreement) with First International Resources, a British Virgin Islands corporation (FIRST) the Company issued 483,844 shares of its common stock to First. Pursuant to the transactions contemplated by the Share Exchange Agreement the Company also issued 2,361,560 shares of common stock to certain other individuals. In exchange for these issuances of common stock FIRST agreed to transfer to the Company all issued and outstanding capital stock of FIRST. At the date of the transaction the assets, and liabilities, and operations were nominal. The Company has used the purchase method of accounting to record this transaction. The accounts of FIRST have been consolidated with those of the Company for substantially all of 1995.

Note 8. Subsequent event

During March, 1996 the Company entered into an agreement with a Canadian entity whereby it sold a 30% working equity interest in its Tanzanian mining interests for $1,300,000 in cash.

                                     SIGNATURES

        Pursuant to the Requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              GOLDEN ORE, INC.
                              (Registrant)

                              By:    /s/ Francis J. Joslin

                                   President, Chief Financial
                                   Officer and Director

                              By:    /s/ John L. Beckett

                                   Director

                              By:    /s/ Fabio Pannuti

                                   Director


Dated: August 6, 1996

                                         Exhibit Index



     1. Item 10. Deed of Assignment and Option dated March 22, 1996, between and among Golden Ore, Inc., Golden Ore (Tanzania) Limited, First International Resources, Inc., 315405 Canada, Inc., Superior Capital, Inc. and St. Genevieve Resources Limited.

     2.   Item 27. Financial Data Schedules.