Form 10-Q
period 1996-03-31
GOLDEN ORE INC/DE/
filed 1996-08-08
CIK 820740

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31, 1996   Commission File Number:        33-16653-A

                            GOLDEN ORE, INC.
              (Exact name of registrant as specified in its charter)

         DELAWARE                                 62-1320206
  (State or other jurisdiction                 (I.R.S. Employer
of incorporation or organization)             Identification No.)

                17 Hill Street, London, England W1X 7FB
         (Address of principal executive offices)  (Zip Code)

                          011-44-171-495-6669
          (Registrant's telephone number, including area code)

                  640 Fifth Avenue, New York, New York 10019
          (Former name, former address and former fiscal year,
                       if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X  ]Yes [  ]No


     Indicate the number of shares outstanding of each of the issuer/s classes of common stock, as of the last practicable date:

                                             Number of Shares
Outstanding
     Class                                   At March 31, 1996


Common Stock, Par Value                           25,357,143
$.0001

GOLDEN ORE, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                   March 31            December 31
                                     1996                 1995
ASSETS
Current Assets

Cash
                                     $ 214,038         $  6,641

Property and Equipment
Mining plant and equipment             661,452           586,883
Office Furniture and equipment           4,442                0
Mining Properties                      851,344                0

Other Assets
Deposits                                     0          $104,291

Other Assets                             1,200             1,200

Total Assets                         $ 1,732,476        $ 699,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable - Trade Creditors $ 37,952           $  37,291

Total Current Liabilities            $ 37,952           $  37,291

COMMITMENTS AND CONTINGENCIES

Common Stock $.0001 Par Value
50,000,000 Shares Authorized
25,357,143 (20,505,845 at 12/31/95)
Shares Issued and Outstanding        $    2,536          $   2,051

Additional Paid in Capital           $9,485,280          $8,891,041

Accumulated Deficit                  $(7,793,292)        $(8,231,368)

TOTAL STOCKHOLDERS EQUITY            $1,694,524          $661,724

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                               $1,732,476          $699,015

                   See accompanying notes to financial statements.

            GOLDEN ORE, INC. AND ITS SUBSIDIARIES
                       STATEMENTS OF OPERATIONS
                         FOR THE PERIOD FROM
_____________________________________________________________________________

                           January 1, 1996  January 1, 1995  January 1, 1994
                               through          through         through
                          March 31, 1996 December 31, 1995 December 31, 1994

Net sales                  $  700,002       $     -           $     -

Operating expenses
  Acquisition and other
    related mining costs      118,200         5,966,824
  General and Administrative    9,903           403,985

Total Expenses                261,927         6,370,809

Income (loss) from operations 438,075        (6,370,809)            -

Other income and (expenses):
  Utilization of operating
    loss carryforward           -               136,250           8,490

Income (loss) before
extraordinary item            438,075        (6,234,159)         18,490

Extraordinary item:
   Gain on the expiration of
     debt net of applicable
     income taxes               -               253,215          73,945

Net income (loss)           $ 438,075       $ (5,981,244)       $ 92,435

Per share information:
  Net income (loss) before
      extraordinary item    $    .02        $     (1.13)        $  .06
  Extraordinary item             0                 .15             .23
Net Income (loss) per share $    .02        $     (1.08)        $  .29

Weighted average shares
  outstanding                25,357,143       5,513,754          316,156


           See accompanying notes to financial statements.

                GOLDEN ORE, INC. AND ITS SUBSIDIARIES
                       STATEMENTS OF CASH FLOWS
                         FOR THE PERIOD FROM
_____________________________________________________________________________

                          January 1, 1996   January 1, 1995   January 1, 1994
                              through          through            through
                           March 31, 1996  December 31, 1995 December 31, 1994
Cash flows from operating
activities:
  Net income (loss)           $ 438,075     $ (5,981,244)     $   92,435
  Adjustments to reconcile
    net income (loss) to
    net cash from operations:
  Gain on debt settlements         0           (389,565)
  Common shares issued for
    mining rights etc.          594,724        6,057,798
  Equipment deposits made by
    third parties               102,500        (104,291)
  Shareholder contribution
    to capital                     0              40,700
  Common shares issued for
    services                       0             333,750
  Common shares issued for
    subsidiary                     0                 285

Changes in assets and liabilities:

Increase (decrease) in
other assets                       0             (1,200)

Increase in accounts payable       661           37,291          (91,995)

Accrued expenses                   0                0              (440)

Total adjustments                 697,885        5,974,768         (92,435)


  Net cash provided by (used
  in) operating activities        1,135,960       (6,476)               -


Cash flows from investing
 activities:
  Acquisition of equipment         (79,011)       (586,883)
  Acquisition of mining assets    (851,344)           0
  Net cash provided by (used
    in) investing activities       (930,355)       (586,883)

Cash flows from financing
  activities:
   Common shares issued for cash         0           600,000
   Net cash provided by
    financing activities                 0           600,000           -

Increase (decrease) in cash          205,605           6,641           -

Cash and cash equivalents,
beginning of year                      6,641             0             -

Cash and cash equivalents,
end of year                        $ 212,246       $   6,641       $   -

                See accompanying notes to financial statements.

                  GOLDEN ORE, INC. AND ITS SUBSIDIARIES
                     STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD DECEMBER 31, 1992 THROUGH MARCH 31, 1995
_____________________________________________________________________________

                                                   Additional
                            Common      Stock       Paid-in       Accumulated
                            Shares      Amount      Capital         Deficit
Balance, December 31, 1992    316,156  $     32     $ 1,860.527  $(2,342,559)
Net income for the year                                               -
Balance, December 31, 1993    316,156        32       1,860,527   (2,342,559)
Net income for the year                                               92,435

Balance, December 31, 1994    316,156        32       1,860,527   (2,250,124)

Issuance of common shares
pursuant to reorganization -
 -  March, 1995              2,845,404       285

Issuance of common shares
for services                   795,000        80         333,670

Issuance of common stock
for cash                     1,500,000       150         599,850

Issuance of common shares
for mining Interests and
related items               15,049,285      1,504      6,056,294

Capital contributed by
shareholder
Net loss for the year                                              (5,981,244)

Balance December 31, 1995   20,505,845      2,051       8,891,041  (8,231,368)

March, 1996 quarter
Issuance of common shares
for mining Interests and
related items                4,851,298        485         594,239



Net profit for quarter
to March 31, 1996                                                     438,075

Balance March 31, 1996      25,357,143      2,536     $9,485,280  $(7,793,293)


              See accompanying notes to financial statements.

                   Golden Ore, Inc. and its Subsidiaries
                Notes to Consolidated Financial Statements

1.  Basis of Preparation

  The unaudited information included herein includes, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the period covered hereby.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations


 Liquidity and Capital Resources

          As of March 31, 1996 the Company had cash and cash equivalents of $214,038. Further substantial amounts will be required to enable the Company to carry out its planned work programs on its Tanzanian interests. An agreement in principle has been reached with Ste-Genevieve Resources, Inc., a Canadian company, to raise sufficient funds to meet these commitments; this agreement is subject to due diligence and there can be no certainty that funds will ultimately be forthcoming from that source. Ste-Genevieve has provided limited interim funding pending finalization of the agreement and has taken a working interest in the Company's mining licences pending the determination thereof. No further funding is available from this source until additional assay results are received over the course of the next few months that are satisfactory to Ste-Genevieve and proposed stock brokers. Therefore, alternative sources of funding will be needed to be established to enable the Company to carry out its planned work programs on its Tanzanian interests.

          The Company has commitments from Randos AG and certain other sources to provide funds to finance certain of its mining operations. A failure by the Company to raise additional funds could have a material adverse effect on the results of operations of the Company and its future business prospects. The Company had no income from operations in the period to which this report relates. The Company has no internal or external sources of liquidity.


Part II- Other Information

Item 1 - Legal Proceedings

  The Company is not currently a party to any legal action

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits
  None.

(b) No current reports on Form 8-K were filed by the Company during the period to which this report relates.

          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GOLDEN ORE, INC.
                                        (Registrant)


                                        By: /s/ Francis Joslin
                                              Francis Joslin
                                              Director