Form 10-Q
period 1996-06-30
GOLDEN ORE INC/DE/
filed 1996-08-15
CIK 820740

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  June 30, 1996   Commission File Number:        33-16653-A

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

                                             Number of Shares
Outstanding
     Class                                   At June 30, 1996


Common Stock, Par Value                           25,357,143
$.0001

GOLDEN ORE, INC. AND ITS SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                      June 30        December 31
                                         1996               1995
ASSETS
Current Assets

Cash
                                     $ 180,948          $  6,641

Property and Equipment
Mining plant and equipment             735,779           586,883
Office Furniture and equipment           4,442                 0
Mining Properties                    1,145,548                 0

Other Assets
Deposits                                     0          $104,291

Other Assets                             1,200             1,200

Total Assets                       $ 2,067,917         $ 699,015

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable - Trade Creditors  $ 87,114          $ 37,291

Total Current Liabilities             $ 87,114          $ 37,291

COMMITMENTS AND CONTINGENCIES

Common Stock $.0001 Par Value
50,000,000 Shares Authorized
25,357,143 (20,505,845 at 12/31/95)
Shares Issued and Outstanding          $ 2,536          $  2,051

Additional Paid in Capital         $ 9,485,280       $ 8,891,041

Accumulated Deficit               $ (7,507,013)     $ (8,231,368)

TOTAL STOCKHOLDERS EQUITY          $ 1,980,803         $ 661,724

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                             $ 2,067,917         $ 699,015

                   See accompanying notes to financial statements.

            GOLDEN ORE, INC. AND ITS SUBSIDIARIES
                       STATEMENTS OF OPERATIONS
                         FOR THE PERIOD FROM
_____________________________________________________________________________

                        January 1, 1996   January 1, 1995   January 1, 1994
                                through           through           through
                          June 30, 1996 December 31, 1995 December 31, 1994

Net sales                  $  1,301,403       $     -           $     -

Operating expenses
  Acquisition and other
    related mining costs        118,200         5,966,824
  General and Administrative    458,849           403,985

Total Expenses                  577,049         6,370,809

Income (loss) from operations   724,354        (6,370,809)            -

Other income and (expenses):
  Utilization of operating
    loss carryforward             -               136,250           8,490

Income (loss) before
extraordinary item              724,354        (6,234,159)         18,490

Extraordinary item:
   Gain on the expiration of
     debt net of applicable
     income taxes                 -               253,215          73,945

Net income (loss)             $ 724,354      $ (5,981,244)       $ 92,435

Per share information:
  Net income (loss) before
      extraordinary item      $     .03      $      (1.13)       $    .06
  Extraordinary item                  0               .15             .23
Net Income (loss) per share   $     .03      $      (1.08)       $    .29

Weighted average shares
  outstanding                25,357,143         5,513,754         316,156


           See accompanying notes to financial statements.

                      GOLDEN ORE, INC. AND ITS SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                                FOR THE PERIOD FROM
_____________________________________________________________________________

                         January 1, 1996    January 1, 1995   January 1, 1994
                                 through            through           through
                           June 30, 1996  December 31, 1995 December 31, 1994
Cash flows from operating
activities:
  Net income (loss)            $ 724,354      $ (5,981,244)        $   92,435
  Adjustments to reconcile
    net income (loss) to
    net cash from operations:
  Gain on debt settlements             0          (389,565)
  Common shares issued for
    mining rights etc.           594,724         6,057,798
  Equipment deposits made by
    third parties                102,500          (104,291)
  Shareholder contribution
    to capital                         0            40,700
  Common shares issued for
    services                           0           333,750
  Common shares issued for
    subsidiary                         0               285

Changes in assets and liabilities:

Increase (decrease) in
other assets                           0            (1,200)

Increase in accounts payable      49,823            37,291          (91,995)

Accrued expenses                       0                 0             (440)

Total adjustments                747,047         5,974,768          (92,435)


  Net cash provided by (used
  in) operating activities     1,471,401            (6,476)               -



Cash flows from investing
 activities:
  Acquisition of equipment       (153,338)        (586,883)
  Acquisition of mining assets (1,145,548)               0
  Net cash provided by (used
    in) investing activities   (1,298,886)        (586,883)

Cash flows from financing
  activities:
   Common shares issued for cash        0          600,000
   Net cash provided by
    financing activities                0          600,000           -

Increase (decrease) in cash       172,515            6,641           -

Cash and cash equivalents,
beginning of year                   6,641                0           -

Cash and cash equivalents,
end of year                     $ 179,156        $   6,641       $   -

                See accompanying notes to financial statements.

                  GOLDEN ORE, INC. AND ITS SUBSIDIARIES
                     STATEMENT OF STOCKHOLDER'S EQUITY
          FOR THE PERIOD DECEMBER 31, 1992 THROUGH MARCH 31, 1995
_____________________________________________________________________________

                                                     Additional
                              Common       Stock        Paid-in   Accumulated
                              Shares      Amount        Capital       Deficit
Balance, December 31, 1992    316,156  $     32     $ 1,860.527  $(2,342,559)
Net income for the year                                               -
Balance, December 31, 1993    316,156        32       1,860,527   (2,342,559)
Net income for the year                                               92,435

Balance, December 31, 1994    316,156        32       1,860,527   (2,250,124)

Issuance of common shares
pursuant to reorganization -
 -  March, 1995             2,845,404       285

Issuance of common shares
for services                  795,000        80         333,670

Issuance of common stock
for cash                    1,500,000       150         599,850

Issuance of common shares
for mining Interests and
related items              15,049,285     1,504       6,056,294

Capital contributed by
shareholder
Net loss for the year                                              (5,981,244)

Balance December 31, 1995  20,505,845     2,051       8,891,041    (8,231,368)

March, 1996 quarter
Issuance of common shares
for mining Interests and
related items               4,851,298       485         594,239



Net profit for period
to June 30, 1996                                                      724,354

Balance June 30, 1996      25,357,143      2,536     $9,485,280   $(7,507,014)


              See accompanying notes to financial statements.

                   Golden Ore, Inc. and its Subsidiaries
                Notes to Consolidated Financial Statements

1.  Basis of Preparation

a) The unaudited information included herein includes, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations for the period covered hereby.

b) The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, First International Resources, Inc. and Golden Ore (Tanzania) Ltd. Intercompany transactions and balances have been eliminated in consolidation.

c) The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

d) Equipment is recorded at cost and will be depreciated over the estimated useful life of the assets commencing when the assets are placed in service. The Company's equipment consists of equipment related to its exploration programs and to its proposed mining operations.

e) From January 1, 1996 it is the policy of the Company to capitalize all exploration and development costs related to its mining projects until the properties are brought into commercial production, sold or abandoned.

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations

The following discussion of the operating results and financial position of the Company for the 6 month period ended June 30, 1996 should be read in conjunction with the consolidated financial statements and related notes thereto.

Results of Operations

          The primary operations of the Company continue to consist of acquiring and maintaining mineral property interests or options to acquire mineral property interests, and conducting mineral exploration on such properties. There were no mineral property acquistions during the six months ended June 30, 1996 and for that period expensed exploration costs were $118,200 as compared to $5,966,824 for the year ended December 31, 1995 and deferred exploration costs were $1,145,548 as compared to nil in 1995.

          The Company incurred general and administrative expenses of $458,849 for the six months ended June 30, 1996 as compared to $403,985 during 1995. The principal factors in the higher expenses during the period relate to substantial increase in time and expense providing shareholder information and promoting the Company, to higher consultants costs, to increased legal costs principally relating to agreements in respect of its various mineral property interests and to the fact that the Company now maintains a full office infrastructure.

          Such costs were paid from the proceeds of (i) the issuance of 4,851,298 shares of common stock of the Company for $1,455,389 and (ii) the sale to Ste-Genevieve Ressource Ltd., a Canadian mining company, a 30% fully participating interest in all the mineral properties held by the Company as at December 31, 1995, for the sum of $1,300,000.

          Revenue for the six months ended June 30, 1996 comprised the sale of the 30% fully participating interest to Ste-Genevieve Ressource Limited in the sum of $1,300,000 as compared to nil in 1995, and interest received $1,403 as compared to nil in 1995. In the current period the Company determined to treat exploration costs as deferred until the properties are put into commercial production, sold or abandoned. In 1995 all exploration costs were expensed. This change, together with the sale of the 30% participating interest, resulted in a profit for the period of $724,354 as compared to a loss of $5,908,944 for 1995.

          In May, 1996 the Company contracted to acquire interests in another Tanzanian prospecting license for the consideration of $150,000 and 2,000,000 common stock; payment by the Company of such consideration is due on August 23, 1996.

Liquidity and Capital Resources

          As of June 30, 1996 the Company had cash and cash equivalents of $180,948. Further substantial amounts will be required to enable the Company to carry out its planned work programs on its Tanzanian interests.
An agreement in principle has been reached with Ste-Genevieve Resources, Inc., a Canadian company, to raise sufficient funds to meet these commitments; this agreement is subject to due diligence and there can be no certainty that funds will ultimately be forthcoming from that source. Ste-Genevieve has provided limited interim funding pending finalization of the agreement and has taken a working interest in the Company's mining licences pending the determination thereof. No further funding is available from this source until additional assay results are received over the course of the next few months that are satisfactory to Ste-Genevieve and proposed stock brokers. Therefore, alternative sources of funding will be needed to be established to enable the Company to carry out its planned work programs on its Tanzanian interests.

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

(a) Exhibits

     1.  AGL Agreement in respect of Tanzanian Prospecting License

(b) No current reports on Form 8-K were filed by the Company during the period to which this report relates.

Exhibit Index

     1. Purchase Agreement between African Gems Limited and the Company dated May 17, 1996.

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