Form 10-Q/A
period 1996-03-31
GOLDEN ORE INC/DE/
filed 1996-10-31
CIK 820740

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:  March 31 1996   Commission File Number:        33-16653-A

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
$.0001

                                                        EXHIBIT 27.1

This schedule contains summary financial information extracted from the Financial Statements included in the Registration
Statement.
[LEGEND]

<PERIOD TYPE>                      3-MOS
<FISCAL YEAR END>                                      DEC-31-1996
<PERIOD END>                                      MAR-31-1996
[CASH]                                            214038
[SECURITIES]                                           0
[RECEIVABLES]                                     29669
[ALLOWANCES]                                      0
[INVENTORY]                                            0
<CURRENT ASSETS>                                       243707
[PP&E]                                            1518438
DEPRECIATION>                                     0
<TOTAL ASSETS>                                    1762145
<CURRENT LIABILITIES>                                  67621
[BONDS]                                           0
[PREFERRED-MANDATORY]                                  0
[PREFERRED]                                            0
[COMMON]                                          2536
[OTHER-SE]                                             9485280
[TOTAL-LIABILITY-AND-EQUITY]                           1762145
[SALES]                                           700002
<TOTAL REVENUE>                                        700002
[CGS]                                                  118200
[TOTAL-COSTS]                                     118200
[OTHER-EXPENSES]                                       143727
[LOSS-PROVISION]                                       0
[INTEREST-EXPENSE]                                0
[INCOME-PRETAX]                                        438075
[INCOME-TAX]                                      0
[INCOME-CONTINUING]                               0
[DISCONTINUED]                                    0
[EXTRAORDINARY]                                        0
[CHANGES]                                         0
[NET-INCOME]                                      438075
[EPS-PRIMARY]                                     0.02
[EPS-DILUTED]                                     0.02