Form 10-Q/A
period 1996-06-30
GOLDEN ORE INC/DE/
filed 1996-10-31
CIK 820740

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

<PERIOD TYPE>                      6-MOS
<FISCAL YEAR END>                                      DEC-31-1996
<PERIOD END>                                      JUN-30-1996
[CASH]                                            180948
[SECURITIES]                                           0
[RECEIVABLES]                                     0
[ALLOWANCES]                                      0
[INVENTORY]                                            0
<CURRENT ASSETS>                                       180948
[PP&E]                                            1886969
DEPRECIATION>                                     0
<TOTAL ASSETS>                                    2067917
<CURRENT LIABILITIES>                                  87114
[BONDS]                                           0
[PREFERRED-MANDATORY]                                  0
[PREFERRED]                                            0
[COMMON]                                          2536
[OTHER-SE]                                             9485280
[TOTAL-LIABILITY-AND-EQUITY]                           2067917
[SALES]                                           1301403
<TOTAL REVENUE>                                        1301403
[CGS]                                                  118200
[TOTAL-COSTS]                                     118200
[OTHER-EXPENSES]                                       458849
[LOSS-PROVISION]                                       0
[INTEREST-EXPENSE]                                0
[INCOME-PRETAX]                                        724354
[INCOME-TAX]                                      0
[INCOME-CONTINUING]                               0
[DISCONTINUED]                                    0
[EXTRAORDINARY]                                        0
[CHANGES]                                         0
[NET-INCOME]                                      724354
[EPS-PRIMARY]                                     0.03
[EPS-DILUTED]                                     0.03