Form 10-Q/A
period 1996-03-31
GOLDEN ORE INC/DE/
filed 1996-12-05
CIK 820740

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

                                        Number of Shares
Outstanding
Class                                        At March 31, 1996
Common Stock, Par Value                      25,357,143
$.0001
          Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GOLDEN ORE, INC.

                                        (Registrant)


                                        By: /s/ Francis Joslin
                                        Francis Joslin
                                        Director